Form 10-Q
period 1996-03-31
NETWORK EXPRESS INC
filed 1996-05-14
CIK 896281

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number:  0-25350

                                NETWORK EXPRESS, INC.
          (Exact name of small business issuer as specified in its charter)

                Michigan                     38-2917505
   (State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)               identification No.)

                  4251 Plymouth Road, Ann Arbor, Michigan   48105
                      (Address of principal executive offices)

                                   (313) 761-5005
                  (Issuer's telephone number, including area code)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.[ X ] Yes    [    ]   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, no par value, 10,230,089 shares as of March 31, 1996.

Transitional Small Business Disclosure Format:  [   ]  Yes    [ X ]   No

                                NETWORK EXPRESS, INC.
                                     FORM 10-QSB
                                        INDEX


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

            Consolidated Balance Sheets at March 31, 1996
              and December 31, 1995

            Consolidated Statements of Operations for the
              Quarters Ended March 31, 1996 and 1995

            Consolidated Statements of Cash Flows for the
              Quarters Ended March 31, 1996 and 1995


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                NETWORK EXPRESS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                 March 31,     December 31,
                                                   1996           1995
                                                ----------     ------------
                                                (unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents                     $1,506,648       $2,733,222
  Short-term investments                        15,319,018       18,069,301
  Accounts receivable, net of allowance for
    doubtful accounts of $110,889 and $92,284
    at March 31, 1996 and December 31, 1995,
    respectively                                 2,602,802        2,131,492
  Inventories                                    6,455,403        4,824,540
  Prepaid expenses and other                       266,709          355,528
                                                ----------        ---------
Total current assets                            26,150,580       28,114,083
Property and equipment, net                      1,576,544        1,497,586
Goodwill                                         2,434,605        2,539,605
Other assets                                       139,647          129,096
                                                ----------       ----------
                                               $30,301,376      $32,280,370
                                               ===========      ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $2,602,060       $2,217,999
  Accrued liabilities                            2,100,709        2,009,294
                                                ----------       ----------
        Total current liabilities                4,702,769        4,227,293
                                                ----------       ----------

Shareholders' equity:
  Preferred stock, no par value, 100,000 shares
    authorized, none outstanding                    --              --
  Common stock, no par value, $.125 stated value,
    20,000,000 shares authorized; 10,230,089 and
    10,322,339 shares issued and outstanding at
    March 31, 1996 and December 31, 1995,
    respectively                                 1,278,761        1,290,292
Additional paid-in-capital                      37,922,268       38,314,361
Note receivable from officer                        --             (151,050)
Cumulative translation adjustment                  (64,070)         (15,987)
Accumulated deficit                            (13,538,352)     (11,384,539)
                                               ------------     ------------
        Total shareholders' equity              25,598,607       28,053,077
                                               ------------     ------------
                                               $30,301,376      $32,280,370
                                               ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                NETWORK EXPRESS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Quarters Ended March 31,
                                                 ------------------------
                                                   1996          1995
                                                 ---------     ----------
                                                       (unaudited)

Net sales                                        $3,177,664     $4,543,299
Cost of sales                                     1,621,250      2,404,764
                                                 ----------     ----------
      Gross Profit                                1,556,414      2,138,535
                                                 ----------     ----------
 Operating expenses:
    Research and development                      1,677,092        863,288
    Sales and marketing                           1,595,140        640,130
    General and administrative                      577,012        255,624
                                                  ----------    -----------
         Total operating expenses                 3,849,244      1,759,042
                                                  ----------    -----------
         Income (loss) from operations           (2,292,830)       379,493

Interest income                                     249,467         34,682
                                                  -----------     ---------
       Income (loss) before income taxes         (2,043,363)       414,175

Provision for income taxes                          110,450         40,000
                                                  -----------     ---------
Net income (loss)                               $(2,153,813)      $374,175
                                                 ============     =========
Net income (loss) per common and
   common equilvalent share                          ($0.20)         $0.05
                                                 ============     =========
Weighted average number of common and
   common equilvalent shares outstanding          10,653,981     7,925,506
                                                 ===========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                NETWORK EXPRESS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Quarters Ended March 31,
                                                 ------------------------
                                                    1996          1995
                                                 ---------      --------
                                                       (unaudited)

Cash flows from operating activities:
    Net income (loss)                           $(2,153,813)     $374,175
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization               180,370        52,476
        Goodwill amortization                       130,650          --
        Change in operating assets and
         liabilities:
         Accounts receivable                       (493,001)     (169,724)
         Inventories                             (1,791,889)      262,418
         Prepaid expenses and other                  85,288       (16,564)
         Other assets                               (15,923)      (13,726)
         Accounts payable                           382,914       197,131
         Accrued liabilities                        106,516       (39,319)
                                                  ----------    ----------
  Net cash provided by (used in) operating
     activities                                  (3,568,888)      646,867
                                                 -----------    ----------
Cash flows from investing activities:
    Purchase of property and equipment             (140,335)     (212,740)
    Fivemere acquisition costs                      (25,650)          --
    Purchase of short-term investments             (199,717)          --
    Sale of short-term investments                2,950,000           --
                                                 -----------      ---------
      Net cash provided by (used in) investing
        activities                                2,584,298      (212,740)
                                                 ----------      ---------
Cash flows from financing activities:
    Proceeds from exercise of stock options          11,376        27,750
    Repayment of officer note receivable            151,050         1,436
    Repurchase of common stock                     (415,000)          --
                                                  ----------    ----------
      Net cash provided by (used in) financing
       activities                                  (252,574)       29,186

Effect of exchange rate changes on cash              10,590           --
                                                  -----------   -----------
Decrease (increase) in cash and cash
    equivalents                                  (1,226,574)      463,313

Cash and cash equivalents, beginning of period    2,733,222     2,223,130
                                                 -----------    ----------

Cash and cash equivalents, end of period         $1,506,648    $2,686,443
                                                 ==========    ==========

Supplemental disclosure of cash flow information:
    Taxes Paid                                      $60,000       $25,000

     The accompanying notes are an integral part of these consolidated financial statements.

                                NETWORK EXPRESS, INC.
                     NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of Network Express, Inc. have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the financial statements for the year ended December 31, 1995 and notes thereto included in the Company's Annual Report on Form 10-KSB.

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for any future period or for the entire year.


NOTE  2 - INVENTORIES

Inventories consist of the following:

                                             March 31,          December 31,
                                                1996                 1995
                                                ----                 ----
                                            (unaudited)

      Raw materials and purchased parts     $1,055,371              $367,641
      Work in process                           79,790                91,879
      Finished goods                         5,320,242             4,365,020
                                            ----------             ---------
                                            $6,455,403            $4,824,540
                                            ==========            ==========


NOTE 3 - GEOGRAPHIC SALES INFORMATION

The Company's net sales by geographic region were as follows:

                                                 Quarters Ended March 31,
                                                 ------------------------
                                                    1996        1995
                                                    ----        ----
                                                        (unaudited)
      Europe                                     $2,449,675   $    --
      United States                                 339,812       329,699
      Japan                                         388,177     4,213,600
                                                 -----------   -----------
                                                 $3,177,664    $4,543,299
                                                 ==========    ==========

                                NETWORK EXPRESS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         From its inception in March 1990 through 1991, the Company was principally engaged in product research and development. In early 1992, the Company released its first commercial product in Japan and followed with a release in the United States later that year. Since that time, the Company's sales have increased due primarily to market acceptance of the Company's products in Japan, which are sold through a sole distributor, Soliton Systems K.K. ("Soliton").

         On November 17, 1995, the Company acquired Fivemere Limited located in the United Kingdom. Fivemere is principally engaged in the design, development, marketing and support of ISDN based backup products for leased line networks used by large businesses and organizations in the financial information services market. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Fivemere are included in the Company's consolidated financial statements since November 17, 1995.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data stated as a percentage of net sales.


                                                 Quarters Ended
                                                    March 31,
                                                 --------------
                                                  1996     1995
                                                  ----     ----
          Net sales                               100.0%   100.0%
          Gross margin                             49.0     47.1
          Research and development                 52.8     19.0
          Sales and marketing                      50.2     14.1
          General and administrative               18.2      5.6
          Income (loss) from operations           (72.2)     8.4
          Other income                              7.9      0.8
          Net income (loss)                       (67.8)%    8.2%


         Net Sales. Net sales for the quarter ended March 31, 1996 were $3.2 million, a decrease of 30% from net sales of $4.5 million for the quarter ended March 31, 1995. Sales of the Company's products in Japan represented $388,000 or 12% of net sales for the quarter ended March 31, 1996 compared with sales of $4.2 million or 93% of net sales for the same period in 1995. Sales in Europe, resulting primarily from the sale of Fivemere products, respresented $2.4 million or 77% of net sales in the quarter ended March 31, 1996, with the balance of net sales in both quarters derived primarily from the United States .

         The decrease in sales to Japan was primarily due to the completion, in the fourth quarter of 1995, of a large internal networking project at Nippon Telephone & Telegraph, the principal Japanese telecommunications carrier. The project accounted for over 50% of the Company's sales to Japan in 1995. Additionally, Soliton had sufficient inventory to cover its customer needs during the first quarter of 1996.

         The Company's United States and European sales initiatives are in the early stages of development. The Company anticipates that sales costs will continue to increase in future periods as the United States and European sales channels are developed. The Company continues to attempt to enhance the breadth and scope of its product offerings to better appeal to its customers in all markets. There can be no assurance that the Company will be successful in these efforts or that the expected increase in costs from these initiatives will not adversely affect the Company's results of operations if the resulting revenues are not sufficient to meet the additional costs.

         Gross Profit. Gross profit as a percentage of net sales increased to 49.0% for the quarter ended March 31, 1996 from 47.1% for the same period in 1995. The increase in gross profit as a percentage of net sales was the result of the sale of a larger proportion of Fivemere products which have a higher gross margin. The increase was partially offset by lower gross profit on sales in the United States and Japan due to lower volumes, mix of products sold and reduced pricing on current products in anticipation of new product pricing.

         The gross profit in any particular period is dependent upon the mix and volume of products sold and the channels of distribution. As a result, gross profit can vary within a wide range. Because of a favorable mix of variables during the quarter, margins are at the high end of the range when compared to prior periods. Gross margins earned in the future may not be maintained at this level and increased inventories resulting from lower sales in the fourth quarter of 1995 and first quarter of 1996 may require price reductions which would unfavorably impact gross profit.

         Research and Development. Research and development expense was $1.7 million and $863,000, or 52.8% and 19.0% of net sales in the quarters ended March 31, 1996 and 1995, respectively. The absolute dollar increase in research and development expenditures was principally attributable to product development work undertaken to respond to needs of the marketplace. The primary components of such increase were the addition of full-time personnel, the use of consultants in connection with product development and the purchase of computer hardware and software used for product development. Under generally accepted accounting principles, the Company's research and development costs were expensed as incurred. The Company anticipates that it will continue to commit substantial additional resources to research and development in the future.

         Sales and Marketing. Sales and marketing expense was $1.6 million and $640,000, or 50.2% and 14.1% of net sales in the quarters ended March 31, 1996 and 1995, respectively. The absolute dollar increase in sales and marketing expense was primarily attributible to staff additions made to accelerate market penetration in the United States and Europe. Sales and marketing expense is expected to increase in absolute dollars in 1996. For example, four new employees were hired for the Company's sales office in Munich, Germany; and the Company has hired a new Vice President of Sales for Asia to develop non-Japanese markets.

         General and Administrative. General and administrative expense was $577,000 and $256,000, or 18.2% and 5.6% of net sales in the quarters ended March 31, 1996 and 1995, respectively. The absolute dollar increase in general and administrative expense was primarily due to increases in administrative personnel necessary to support the growth of the Company and in professional fees and other expenses associated with being a public company.

         Other Income. Other income of $249,000 and $35,000 for the quarters ended March 31, 1996 and 1995, respectively, consists primarily of interest earned on investment of the proceeds of the Company's public offerings of Common Stock in June 1994 and May 1995.

         Income Taxes. The income tax provision for the quarter ended March 31, 1996 relates primarily to foreign taxes incurred as a result of income earned in foreign locations.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments totaling $16.8 million; and the Company had no bank indebtedness.

         For the quarter ended March 31, 1996, the Company used $3.6 million in cash to fund operating activities, primarily as a result of operating losses and increased inventories. The increase in inventories was mainly the result of lower than expected net sales in the fourth quarter of 1995 and first quarter of 1996 which caused inventories of certain products to be higher than planned. The increase in inventories was also due to the purchase of computer platforms for resale to customers and for the on-going long-term support of certain Japanese customers occasioned by the announcement by the Company's sole source supplier of such platforms that it was discontinuing production of the platform. For the quarter ended March 31, 1995, cash of $647,000 was generated by operating activities primarily as a result of income from operations and a decrease in inventories. The decrease in inventories was due to the Company's increased use of contract manufacturers.

         The Company expects that developing a market for its products in Europe, as well as other international markets, will require investment of capital to develop the potential for sales growth, which it presently expects to finance from its existing cash and from cash generated from operations. International business subjects its participants to added burdens and risks, including currency fluctuations, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles and added complexity in complying with legal requirements. Fivemere's operations are conducted principally in the United Kingdom. As a result of the acquisition of Fivemere, it is expected that a significant portion of the Company's consolidated revenue and expenses in the future will be transacted in British pounds. Additionally, the Company has a supply contract with a German manufacturing firm to acquire certain products with payment due in German marks. Although it is impossible to predict future exchange rate fluctuations between the U.S. dollar and other currencies, it can be anticipated that to the extent the U.S. dollar strengthens or weakens against other currencies, the Company's reported results of operations will be correspondingly lower or higher than they would have been with a stable foreign currency relationship.

         The Company believes that cash generated from operations and its current cash and cash equivalents will provide sufficient cash resources to finance its operations and currently projected capital expenditures through December 31, 1996.

                             PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
  No.       Description
- -------     -----------
  27        Financial Data Schedule (Edgar version only).

(b) The Company filed an amendment to a current report on Form 8-K/A during the quarter ended March 31, 1996 relating to the acquisition of Fivemere.


All other items omitted are not applicable or the answers thereto are negative.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NETWORK EXPRESS, INC.




                                /S/ John R. Ternes
Date:   May 14, 1996            ---------------------------

                                John R. Ternes
                                Vice President, Finance and Administration
                                Chief Financial Officer and Secretary
                                (Principal Financial and Accounting Officer
                                 and a duly authorized officer of the
                                 Registrant)